Form 10-Q
period 2013-04-30
Lido International, Corp.
filed 2013-05-29
CIK 1564610

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-185857

LIDO INTERNATIONAL, CORP.
(Exact name of registrant as specified in its charter)

Nevada	7380	99-0381728
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

Col. Sensunapan I, Pje. 4, # 23

Sonsonate, El Salvador, SV-106010100

(Address of principal executive offices)

011-503-7465-8671
(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 28, 2013
Common Stock, $0.001	4,895,000

2 | Page

LIDO INTERNATIONAL, CORP.

Form 10-Q

3 | Page

LIDO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	APRIL 30, 2013	OCTOBER 31, 2012
ASSETS
Current Assets
Cash	$ 20,192	$ 4,100
Total current assets	20,192	4,100
Total assets	$ 20,192	$ 4,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 2,474	$ 374
Total current liabilities	2,474	374
Total liabilities	2,474	374

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,895,000 shares and 4,000,000 shares issued and outstanding as of April 30, 2013 and October 31, 2012, respectively	4,895	4,000
Additional paid-in-capital	25,955	-
Deficit accumulated during the development stage	(13,132)	(274)
Total stockholders’ equity	17,718	3,726
Total liabilities and stockholders’ equity	$ 20,192	$ 4,100

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

LIDO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF EXPENSES (UNAUDITED)
	Three months ended April 30, 2013	Six months ended April 30, 2013	For the period from inception (October 15, 2012) to April 30, 2013
Revenue	$ -	$ 1,200	$ 1,200

Expenses
General and administrative expenses	8,509	14,058	14,332
Net loss from operations	(8,509)	(12,858)	(13,132)
Net loss	$ (8,509)	$ (12,858)	$ (13,132)
Loss per common share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	4,451,011	4,221,768

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

LIDO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended April 30, 2013	For the period from inception (October 15, 2012) to April 30, 2013
Operating Activities
Net loss	$ (12,858)	$ (13,132)
Net cash used in operating activities	(12,858)	(13,132)
Financing Activities
Proceeds from sale of common stock	26,850	30,850
Proceeds from loan from shareholder	2,100	2,474
Net cash provided by financing activities	28,950	33,324
Net increase(decrease) in cash and equivalents	16,092	20,192
Cash and equivalents at beginning of the period	4,100	-
Cash and equivalents at end of the period	$ 20,192	$ 20,192
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

LIDO INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2013

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $13,132 as of April 30, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – COMMON STOCK

In March and April 2013 the Company issued 895,000 shares of its common stock at $0.03 per share for total proceeds of $26,850.

NOTE 4 – RELATED PARTY TRANSACTIONS

For the period from inception (October 15, 2012) to April 30, 2013, the President advanced $2,100 to the Company. As of April 30, 2013 total loan amount was $2,474. The loan is non-interest bearing, due upon demand and unsecured.

7 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

LIDO INTERNATIONAL, CORP. (“LIDO”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on October 15, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on January 3, 2013 and has been declared effective on February 28, 2013.

CURRENT BUSINESS OPERATIONS

Lido International, Corp. operates a consulting business in commercial cultivation of champignon mushrooms, including but  not limited to consulting in process engineering, improvement of production methods, fruiting techniques, spore measurements, mushroom quality, packaging, changes in growing on different strains or developing more adequate harvesting methods, quality of raw materials, recipe, homogeneity, logistics, the process of composting and hygiene and instructing and training of staff in El Salvador.

We are a development stage company and we have just recently started our operations. To date, our business operations have been limited to primarily, the development of a business plan, the completion of private placements for the offer and sale of our common stock, discussing the offers of consulting services with potential customers, and the signing of the consulting agreement with AgroServico Dos Banderas, an El Salvador based company. To date the revenue of $1,200 was recognized pursuant to the signed service agreement.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on October 15, 2012 to April 30, 2013.  As of April 30, 2013, we had total assets of $20,192 and total liabilities of $2,474.  Since our inception to April 30, 2013, we have accumulated a deficit of $13,132.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

8 | Page

Three Month Period Ended April 30, 2013 Compared to the period from Inception (October 15, 2012) to April 30, 2013

Our net loss for the three month period ended April 30, 2013 was $8,509 compared to a net loss of $13,132 during the period from inception (October15, 2012) to April 30, 2013. During the period from inception (October15, 2012) to April 30, 2013 we  generated  revenues of $1,200.

During the three month period ended April 30, 2013, we incurred  general and administrative expenses and professional fees of $8,509 compared to $14,332 incurred during the period from inception (October 15, 2012) to April 30, 2013. General and administrative and professional fee expenses incurred during the three month period ended April 30,  2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2013

As at April 30, 2013 our current assets were $20,192 compared to $4,100 in current assets at October 31, 2012. As at April 30, 2013, our current liabilities were $2,474. Current liabilities were comprised entirely of $2,474 in advance from director.

Stockholders’ equity increased from $3,726 as of October 31, 2012 to $17,718 as of April 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2013, net cash flows used in operating activities was $12,858. Net cash flows used in operating activities was $13,132 for the period from inception (October 15, 2012) to April 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended April 30, 2013, we generated net cash flows of $28,950 from financing activities. For the period from inception (October 15, 2012) to April 30, 2013, net cash provided by financing activities was $33,324 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

9 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our October 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

10 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lido International, Corp.
Dated: May 28, 2013	By: /s/ Maria de Los Angeles Morales Ramon
Maria de Los Angeles Morales Ramon, President and Chief Executive Officer and Chief Financial Officer

11 | Page