Form 10-Q/A
period 2013-04-30
Lido International, Corp.
filed 2013-06-06
CIK 1564610

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q/A

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

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [   ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 6, 2013
Common Stock, $0.001	4,895,000

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

Lido International, Corp.
Dated: June 6, 2013	By: /s/ Maria de Los Angeles Morales Ramon
Maria de Los Angeles Morales Ramon, President and Chief Executive Officer and Chief Financial Officer

11 | Page