Form 10-Q
period 2013-07-31
Lido International, Corp.
filed 2013-08-27
CIK 1564610

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 27, 2013
Common Stock, $0.001	4,895,000

2 | Page

LIDO INTERNATIONAL, CORP.

Form 10-Q

3 | Page

LIDO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (UNAUDITED)
	JULY 31, 2013	OCTOBER 31, 2012
ASSETS
Current Assets
Cash	$ 5,924	$ 4,100
Total current assets	5,924	4,100
Total assets	$ 5,924	$ 4,100
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan from shareholder	$ 2,474	$ 374
Total current liabilities	2,474	374
Total liabilities	2,474	374

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
4,895,000 shares and 4,000,000 shares issued and outstanding as of July 31, 2013 and October 31, 2012, respectively	4,895	4,000
Additional paid-in-capital	25,955	-
Deficit accumulated during the development stage	(27,400)	(274)
Total stockholders’ equity	3,450	3,726
Total liabilities and stockholders’ equity	$ 5,924	$ 4,100

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

LIDO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF EXPENSES (UNAUDITED)
	Three months ended July 31, 2013	Nine months ended July 31, 2013	For the period from inception (October 15, 2012) to July 31, 2013
Revenue	$ -	$ 1,200	$ 1,200

Expenses
General and administrative expenses	14,268	28,326	28,600
Net loss from operations	(14,268)	(27,126)	(27,400)
Net loss	$ (14,268)	$ (27,126)	$ (27,400)
Loss per common share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	4,895,000	4,448,645

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

LIDO INTERNATIONAL, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended July 31, 2013	For the period from inception (October 15, 2012) to July 31, 2013
Operating Activities
Net loss	$ (27,126)	$ (27,400)
Net cash used in operating activities	(27,126)	(27,400)
Financing Activities
Proceeds from sale of common stock	26,850	30,850
Proceeds from loan from shareholder	2,100	2,474
Net cash provided by financing activities	28,950	33,324
Net increase(decrease) in cash and equivalents	1,824	5,924
Cash and equivalents at beginning of the period	4,100	-
Cash and equivalents at end of the period	$ 5,924	$ 5,924
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

6 | Page

LIDO INTERNATIONAL, CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2013

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the S-1 have been omitted.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred a loss since inception resulting in an accumulated deficit of $27,400 as of July 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended July 31, 2013, the President advanced $2,100 to the Company. As of July 31, 2013 total loan amount was $2,474. The loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on October 15, 2012 to July 31, 2013.  As of July 31, 2013, we had total assets of $5,924 and total liabilities of $2,474.  Since our inception to July 31, 2013, we have accumulated a deficit of $27,400.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

8 | Page

Nine Month Period Ended July 31, 2013 Compared to the period from Inception (October 15, 2012) to July 31, 2013

Our net loss for the Nine month period ended July 31, 2013 was $27,126 compared to a net loss of $27,400 during the period from inception (October15, 2012) to July 31, 2013. During the period from inception (October15, 2012) to July 31, 2013 we  generated  revenues of $1,200.

During the Nine month period ended July 31, 2013, we incurred  general and administrative expenses and professional fees of $28,326 compared to $28,600 incurred during the period from inception (October 15, 2012) to July 31, 2013. General and administrative and professional fee expenses incurred during the nine month period ended April 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2013

As at July 31, 2013 our current assets were $5,924 compared to $4,100 in current assets at October 31, 2012. As at July 31, 2013, our current liabilities were $2,474. Current liabilities were comprised entirely of $2,474 in advance from director.

Stockholders’ equity decreased from $3,726 as of October 31, 2012 to $3,450 as of July 31, 2013 due to an increase in our accumulated deficit, which was offset by increases in common stock and additional paid in capital from sales of common shares.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended July 31, 2013, net cash flows used in operating activities was $27,126. Net cash flows used in operating activities was $27,400 for the period from inception (October 15, 2012) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity and debt instruments. For the nine month period ended July 31, 2013, we generated net cash flows of $28,950 from financing activities. For the period from inception (October 15, 2012) to July 31, 2013, net cash provided by financing activities was $33,324 received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lido International, Corp.
Dated: August 27, 2013	By: /s/ Maria de Los Angeles Morales Ramon
Maria de Los Angeles Morales Ramon, President and Chief Executive Officer and Chief Financial Officer

11 | Page